Form 10-K/A
period 2002-12-31
M&I AUTO LOAN TRUST 2002-1
filed 2003-06-13
CIK 1190949

                                                     ---------------------------
                                                     OMB APPROVAL
                                                     ---------------------------
                                                     OMB Number: 3235-0063
                                                     ---------------------------
                                                     Expires: August 31, 2005
                                                     ---------------------------
                                                     Estimated average burden
                                                     hours per response: 1312.00
                                                     ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

                                       or

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

Commission file number 333-76406-01

                       M&I AUTO LOAN TRUST 2002-1, Issuer/
           M&I Dealer Auto Securitization, LLC, Registrant and Seller
             (Exact name of registrant as specified in its charter)

                   Delaware                                       39-2042850
        (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)


    c/o M&I Marshall & Ilsley Bank, as Servicer
            770 North Water Street NW5                              53202
               Milwaukee, Wisconsin                               (Zip Code)
     (Address of principal executive offices)

                                 (414) 765-7801
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None

                                     PART I

Item 1.   Business

This Annual Report on Form 10-K/A (the "Report") is filed with respect to M&I Auto Loan Trust 2002-1 (the "Trust"), a common law trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of September 19, 2002, among M&I Dealer Auto Securitization, LLC (the "Depositor"), The Bank of New York (Delaware), as owner trustee (the "Owner Trustee") and M&I Marshall & Ilsley Bank, as administrator (referred to herein as the "Company"). The Trust issued $525,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 and B (the "Notes") pursuant to an Indenture, dated as of October 10, 2002 (the "Indenture"), among the Owner Trustee, Bank One, National Association, as indenture trustee (the "Indenture Trustee") and the Company, as servicer, and operating pursuant to an Amended and Restated Trust Agreement, dated as of October 10, 2002, among the Depositor, the Owner Trustee and the Company. Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of the SEC to other companies in similar circumstances (collectively, the "Relief Letters").

Item 2.   Properties

Not applicable in reliance on the Relief Letters.

Item 3.   Legal Proceedings

There were no material legal proceedings involving the Trust, or to the extent relating to the Trust, the Seller, the Indenture Trustee, the Servicer, the Custodian or the Owner Trustee, which were pending at December 31, 2002, or as of the date of this report.

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

May 28, 2003                            M&I AUTO LOAN TRUST 2002-1

                                        By: M&I Marshall & Ilsley Bank, as
                                            Servicer

                                        By: /s/ THOMAS J. O'NEILL
                                            ------------------------------------
                                            Name: Thomas J. O'Neill
                                            Title: Executive Vice President

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

May 28, 2003                                    M&I Auto Loan Trust 2002-2

                                                By: M&I MARSHALL & ILSELY BANK,
                                                as Servicer

                                                 By: /s/ THOMAS J. O'NEILL
                                                     ---------------------
                                                 Name: Thomas J. O'Neill
                                                 Title: Executive Vice President

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

Exhibit 99.2: Annual Independent Accountant's Certificate for the year ended December 31, 2002.

Exhibit 99.3: Management's Assertion Concerning Compliance with Minimum Servicing Standards.

*Incorporated by reference.